Form 10-K
period 2007-12-31
PE Environmental Funding LLC
filed 2008-03-28
CIK 1384731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934
Commission File Number of issuing entity: 333-139937
PE Environmental Funding LLC
(Exact name of issuing entity, as specified in its charter)

Delaware (State of Incorporation)	20-5961603 (IRS Employer Identification Number)

2215-B Renaissance Drive, Suite #5
Las Vegas, Nevada
(Address of Principal Executive	89119
Offices)	(Zip Code)
(702) 740-4244
(Telephone Number)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
Securities registered pursuant to Section 12(b) of the Act:	None.

Securities registered pursuant to Section 12(g) of the Act:	None.
     The registrant does not have any voting or non-voting common equity held by non-affiliates.
Documents Incorporated by Reference
     Portions of the Allegheny Energy, Inc. definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated by reference to Item 11 Part III of this Annual Report on Form 10-K.

Part I
Item 1. Business.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1A. Risk Factors.
Omitted pursuant to General Instruction J of Form 10-K.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Omitted pursuant to General Instruction J of Form 10-K.
Item 3. Legal Proceedings.
Omitted pursuant to General Instruction J of Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders.
Omitted pursuant to General Instruction J of Form 10-K.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted pursuant to General Instruction J of Form 10-K.
Item 6. Selected Financial Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Omitted pursuant to General Instruction J of Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Omitted pursuant to General Instruction J of Form 10-K.
Item 8. Financial Statements and Supplementary Data.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
Omitted pursuant to General Instruction J of Form 10-K.

Item 9A. Controls and Procedures.
Omitted pursuant to General Instruction J of Form 10-K.
Item 9B. Other Information.
None.
Part III
Item 10. Directors and Executive Officers of the Registrant.
          PE Environmental Funding LLC (the “Company”) has a management committee currently consisting of five managers. The Company’s limited liability company agreement requires that it have at least two independent managers. Each independent manager must be a natural person who, for the five-year period prior to his or her appointment as an independent manager was not, and during the continuation of his or her service as independent manager is not:
•	an employee, director, stockholder, manager, partner or officer of the Company or an employee, director, manager, stockholder, partner or officer of any affiliate of the Company, other than his or her service as independent manager;

•	a customer or supplier of the Company, or a customer or supplier of any of the Company’s affiliates, except that an independent manager may be an employee of a supplier of corporate related services to the Company or any of its affiliates; or

•	any member of the immediate family of a person described in either of the above bullets.
The following is a list of our managers and executive officers:

Name	Age	Title	Background
Paul J. Evanson	66	Chief Executive Officer and Manager	Mr. Evanson has been Chairman of the Board, President and Chief Executive Officer of AYE since June 2003. Prior to joining AYE., Mr. Evanson was President of Florida Power & Light Company, the principal subsidiary of FPL Group, Inc., and a director of FPL Group Inc.

David E. Flitman	43	Manager	Mr. Flitman has been President of Allegheny Power, AYE’s energy delivery business, since July 2006. Mr. Flitman joined AYE in February 2005 as Vice President, Distribution. Prior to joining AYE, Mr. Flitman spent nearly 20 years with E.I. du Pont de Nemours and Company, most recently as Global Business Director for the Nonwovens Business Group.

Name	Age	Title	Background
Philip L. Goulding	48	Vice President and Manager	Mr. Goulding has been Senior Vice President and Chief Financial Officer of AYE since July 2006. Mr. Goulding joined AYE in October 2003 as Vice President, Strategic Planning and Chief Commercial Officer of Allegheny Energy, Inc. Prior to joining Allegheny Energy, Inc., Mr. Goulding led the North American energy practice of L.E.K. Consulting.

William F. Wahl	48	Controller	Mr. Wahl has been Vice President, Controller and Chief Accounting Officer of AYE since May 2007. He joined AYE in September 2003 and served as Assistant Controller, Corporate Accounting from February 2005 to May 2007. From 2002 to 2003, Mr. Wahl was employed by PNC Financial Services Group, Inc. Prior to that, he was employed by Dominion Resources, Inc.

Kari L. Johnson	47	Independent Manager	Ms. Johnson is currently serving as Director, Passive Investment Services of CSC Entity Services, LLC, which, among other things, provides management services to entities involved in securitizations. Prior to joining CSC Entity Services, LLC in October, 1997, Ms. Johnson served as Credit and Accounts Receivable Manager at Raychem Corporation.

Darryl E. Smith	50	Independent Manager	Mr. Smith has been Vice President, Client Services of CSC Entity Services, LLC since July 2004. Prior to joining CSC Entity Services, LLC, Mr. Smith worked for two years at Wachovia Corporation as Vice President and Relationship Manager. Before joining Wachovia Corporation, Mr. Smith worked for 16 years at Wilmington Trust SP in various capacities, including as Vice President and Business Manager.
Code of Business Conduct and Ethics
          The Company is a wholly-owned, indirect subsidiary of Allegheny Energy, Inc. (“AYE”). AYE maintains a Code of Business Conduct and Ethics for its directors, officers and employees in order to promote honest and ethical conduct and compliance with the laws and regulations to which AYE is subject. All directors, officers and employees of AYE and its subsidiaries are expected to be familiar with the Code of Business Conduct and Ethics and to adhere to its principles and procedures.

Item 11. Executive Compensation.
          The Company’s officers and managers, other than the independent managers, are officers, directors or managers of AYE or its other affiliates and are not be separately compensated by the Company for their services on the Company’s behalf. The aggregate compensation for each independent manager is approximately $5,000 per year. Each of our officers serves at the discretion of our management committee.
          The information required by this Item with respect to AYE is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of AYE for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission on or about March 20, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
          PE Renaissance Funding, LLC (“PE Funding”), the Company’s parent and sole member, owns all of the voting securities of the Company. PE Funding is a wholly owned subsidiary of The Potomac Edison Company (“PE”), which is a wholly owned subsidiary of AYE.
Item 13. Certain Relationships and Related Transactions.
          On April 11, 2007, the Company issued $114,825,000 aggregate principal amount of its Senior Secured Sinking Fund Environmental Control Bonds, Series A (the “Bonds”). In connection with the offer and sale of the Bonds, the Company entered into the agreements described below with PE Funding and PE. The descriptions of these agreements are qualified in their entirety by reference to the agreements themselves, which are filed as exhibits hereto and are incorporated herein by reference.
Sale Agreement
          The Transferred Environmental Control Property Sale Agreement (the “Sale Agreement”) between the Company and PE Funding, as Seller, governs the sale of all of PE Funding’s (and thereby PE’s) right, title and interest in, to and under certain environmental control property (the “Environmental Control Property”), which includes the right to impose, charge, collect and receive special, irrevocable nonbypassable charges, known as environmental control charges (“Environmental Control Charges”), paid by all electric service customers (individuals, corporations, other business entities, the State of West Virginia and other federal, state and local governmental entities) located within PE’s West Virginia service territory and the right to implement a true-up mechanism in respect of the Environmental Control Charges. PE Funding, as Seller, has agreed to indemnify the Company and the indenture trustee under the indenture governing the Bonds (“Indenture Trustee”) , for itself and on behalf of the holders of the Bonds, for certain tax matters, and for breaches of PE Funding’s representations, warranties and covenants in connection with the Sale Agreement.
Servicing Agreement
          Pursuant to the Transferred Environmental Control Property Servicing Agreement (the “Servicing Agreement”) between the Company and PE, PE, as Servicer, manages, services, administers and makes collections in respect of the Environmental Control Charges. PE’s duties as Servicer include obtaining meter reads, calculating, billing and collecting the Environmental Control Charges, remitting the Environmental Control Charges to the Indenture Trustee and filing and obtaining from the West Virginia Public Service Commission periodic adjustments to the Environmental Control Charges. The Company pays PE a semi-annual servicing fee equal to 0.05% per annum of the initial principal balance of the Environmental Control Bonds, payable semi-annually, in arrears. PE, as Servicer, has agreed to indemnify the Company and the Indenture Trustee, for itself and on behalf of the holders of the Bonds, for the Servicer’s willful misconduct, bad faith or gross negligence in the performance of its duties or observance of its covenants under the Servicing Agreement or for the Servicer’s reckless disregard of its obligations and duties under the Servicing Agreement.
Item 14. Principal Accountant Fees and Services.
Omitted pursuant to General Instruction J of Form 10-K.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1) Financial Statements:
Omitted pursuant to General Instruction J of Form 10-K.
(2) Financial Statement Schedules:
Omitted pursuant to General Instruction J of Form 10-K.
(3) Exhibits:
Reference is made to the index on page 9 for exhibits required pursuant to Item 601 of Regulation S-K.
Item 1112 (b). Significant Obligors of Pool Assets.
None.
Item 1114(b)(2). Credit Enhancement and other Support, Except for Certain Derivative Instruments.
None.
Item 1115(b). Certain Derivative Instruments.
None.
Item 1117. Legal Proceedings.
None.
Item 1119. Affiliations and Certain Relationships and Related Transactions.
The Company is an indirect, wholly-owned subsidiary of PE, which in turn is a wholly-owned direct subsidiary of AYE.

SIGNATURES
     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 2008.

PE Environmental Funding LLC
By:	/s/ Barry E. Pakenham
Barry E. Pakenham, Treasurer

Exhibit Index

Exhibit No.	Description of Exhibit
3.1	Amended Certificate of Formation of PE Environmental Funding LLC (filed with the Company’s Registration Statement on Form S-3, dated January 11, 2007).

3.2	Amended and Restated Limited Liability Company Agreement of PE Environmental Funding LLC, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

4.1	Indenture, dated as of April 11, 2007, including the form of the bonds (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

4.2	Series Supplement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.1	Transferred Environmental Control Property Servicing Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.2	Administration Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.3	Environmental Control Property Transfer Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.4	Transferred Environmental Control Property Sale Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

31.1	Rule 13a-14(d)/15d-14(d) certification (filed herewith).

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities.

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities.

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

35.1	Servicer compliance statement (filed herewith).