Form 10-K
period 2009-12-31
PE Environmental Funding LLC
filed 2010-03-31
CIK 1384731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) of the SECURITIES EXCHANGE ACT OF 1934

Commission File Number of issuing entity: 333-139937

PE Environmental Funding LLC

(Exact name of issuing entity, as specified in its charter)

Delaware	20-5961603
(State of Incorporation)	(IRS Employer Identification Number)

2215-B Renaissance Drive, Suite #5 Las Vegas, Nevada	89119
(Address of Principal Executive Offices)	(Zip Code)

(702) 740-4244

(Telephone Number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

The registrant does not have any voting or non-voting common equity held by non-affiliates.

Documents Incorporated by Reference

Portions of the Allegheny Energy, Inc. (“AYE”) definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference to Item 11 Part III of this Annual Report on Form 10-K.

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

•	any member of the immediate family of a person described in either of the above bullets.

The following is a list of our managers and executive officers:

Name	Age	Title	Background
Paul J. Evanson	68	Chief Executive Officer and Manager	Mr. Evanson has been Chairman of the Board, President and Chief Executive Officer of AYE since June 2003. Prior to joining AYE, Mr. Evanson was President of Florida Power & Light Company, the principal subsidiary of FPL Group, Inc., and a director of FPL Group Inc.
Rodney L. Dickens	52	President and Manager	Mr. Dickens has been a Vice President since joining AYE in May 2009, and also serves a President of AYE’s transmission and distribution business. Prior to joining AYE, Mr. Dickens was most recently Vice President, Asst Management & Centralized Services with Public Service Electric & Gas Company, where he worked in various capacities for the preceding 32 years.

Name	Age	Title	Background
Kari L. Johnson	49	Independent Manager	Ms. Johnson is currently serving as Director, Passive Investment Services of CSC Entity Services, LLC, which, among other things, provides management services to entities involved in securitizations. Prior to joining CSC Entity Services, LLC in October, 1997, Ms. Johnson served as Credit and Accounts Receivable Manager at Raychem Corporation.
Kirk R. Oliver	52	Senior Vice President and Manager	Mr. Oliver has been Senior Vice President and Chief Financial Officer of AYE since October 2008. Prior to joining AYE, Mr. Oliver was employed by Hunt Power since June 2006 and serves as a senior executive from June 2007 to October 2008. Prior to that, Mr. Oliver spent eight years at TXU Corp, starting as Treasurer and then servicing as Executive Vice President and Chief Financial Officer.
Darryl E. Smith	51	Independent Manager	Mr. Smith has been Vice President, Client Services of CSC Entity Services, LLC since July 2004. Prior to joining CSC Entity Services, LLC, Mr. Smith worked for two years at Wachovia Corporation as Vice President and Relationship Manager. Before joining Wachovia Corporation, Mr. Smith worked for 16 years at Wilmington Trust SP in various capacities, including as Vice President and Business Manager.
William F. Wahl, III	50	Controller	Mr. Wahl has been Vice President, Controller and Chief Accounting Officer of AYE since May 2007. He joined AYE in 2003 and served as Assistant Controller, Corporate Accounting from February 2005 to May 2007. From 2002 to 2003, Mr. Wahl was employed by PNC Financial Services Group, Inc.

Code of Business Conduct and Ethics

The Company is a wholly-owned, indirect subsidiary of AYE. AYE maintains a Code of Business Conduct and Ethics for its directors, officers and employees in order to promote honest and ethical conduct and compliance with the laws and regulations to which AYE is subject. All directors, officers and employees of AYE and its subsidiaries are expected to be familiar with the Code of Business Conduct and Ethics and to adhere to its principles and procedures.

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

The information required by this Item with respect to AYE is incorporated herein by reference to the material under Compensation Discussion and Analysis of the definitive proxy statement of AYE for the 2010 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 19, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

PE Renaissance Funding, LLC (“PE Funding”), the Company’s parent and sole member, owns all of the voting securities of the Company. PE Funding is a wholly owned subsidiary of The Potomac Edison Company (“PE”), which is a wholly owned subsidiary of AYE.

Item 13. Certain Relationships and Related Transactions.

On December 23, 2009, the Company issued $21,510,000 aggregate principal amount of its Senior Secured ROC Bonds, Environmental Control Series B (the “Bonds”). In connection with the offer and sale of the Bonds, the Company entered into the agreements described below with PE. The descriptions of these agreements are qualified in their entirety by reference to the agreements themselves, which are filed as exhibits hereto and are incorporated herein by reference.

Sale Agreement

The Environmental Control Property Sale Agreement (the “Sale Agreement”) between the Company and PE as Seller, governs the sale of all of PE’s right, title and interest in, to and under certain environmental control property (the “Environmental Control Property”), which includes the right to impose, charge, collect and receive special, irrevocable nonbypassable charges, known as environmental control charges (“Environmental Control Charges”), paid by all electric service customers (individuals, corporations, other business entities, the State of West Virginia and other federal, state and local governmental entities) located within PE’s West Virginia service territory and the right to implement a true-up mechanism in respect of the Environmental Control Charges. PE, as Seller, has agreed to indemnify the Company and the indenture trustee under the indenture governing the Bonds (“Indenture Trustee”), for itself and on behalf of the holders of the Bonds, for certain tax matters, and for breaches of PE’s representations, warranties and covenants in connection with the Sale Agreement.

Servicing Agreement

Pursuant to the Environmental Control Property Servicing Agreement (the “Servicing Agreement”) between the Company and PE, PE, as Servicer, manages, services, administers and makes collections in respect of the Environmental Control Charges. PE’s duties as Servicer include obtaining meter reads, calculating, billing and collecting the Environmental Control Charges, remitting the Environmental Control Charges to the Indenture Trustee and filing and obtaining from the West Virginia Public Service Commission periodic adjustments to the Environmental Control Charges. The Company pays PE a semi-annual servicing fee equal to 0.05% per annum of the initial principal balance of the Environmental Control Bonds, payable semi-annually, in arrears. PE, as Servicer, has agreed to indemnify the Company and the Indenture Trustee, for itself and on behalf of the holders of the Bonds, for the Servicer’s willful misconduct, bad faith or gross negligence in the performance of its duties or observance of its covenants under the Servicing Agreement or for the Servicer’s reckless disregard of its obligations and duties under the Servicing Agreement.

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

(1) Financial Statements:

Omitted pursuant to General Instruction J of Form 10-K.

(2) Financial Statement Schedules:

Omitted pursuant to General Instruction J of Form 10-K.

(3) Exhibits:

Reference is made to the index on page [9] for exhibits required pursuant to Item 601 of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March, 2010.

PE Environmental Funding LLC

By:	/S/ BARRY E. PACKENHAM
(Barry E. Packenham, Treasurer)

Exhibit Index

Exhibit No.	Description of Exhibit

3.1	Amended Certificate of Formation of PE Environmental Funding LLC (filed with the Company’s Registration Statement on Form S-1, dated January 5, 2007).

3.2	Amended and Restated Limited Liability Company Agreement of PE Environmental Funding LLC, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated as of April 17, 2007).

4.1	Indenture, dated as of April 11, 2007, including the form of the bonds (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

4.2	Series Supplement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

4.3	Series Supplement, dated as of December 23, 2010 (filed with the Company’s Current Report on Form 8-K, dated December 23, 2009.

10.1	Transferred Environmental Control Property Servicing Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.2	Environmental Control Property Servicing Agreement, dated as of December 23, 2009 (filed with the Company’s Current Report on Form 8-K, dated December 23, 2009).

10.3	Administration Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.4	Environmental Control Property Transfer Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.5	Transferred Environmental Control Property Sale Agreement, dated as of April 11, 2007 (filed with the Company’s Current Report on Form 8-K, dated April 17, 2007).

10.6	Environmental Control Property Sale Agreement, dated as of December 23, 2009 (filed with the Company’s Current Report on Form 8-K, dated December 23, 2009).

31.1	Rule 13a-14(d)/15d-14(d) certification (filed herewith).

33.1	Report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

33.2	Report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

34.1	Attestation report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

34.2	Attestation report on assessment of compliance with servicing criteria for asset-backed securities (filed herewith).

35.1	Servicer’s Compliance Statement